Form 10KSB40
period 2000-09-30
KEYSTONE VENTURES INC
filed 2000-11-07
CIK 1119378

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the Year Ended September 30, 2000
                         Commission File Number 0-31237


                             KEYSTONE VENTURES, INC.
                 (Name of Small Business Issuer in Its Charter)



           NEVADA                                            88-0455940
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)



1605 MIRAGE COURT, EL CAJON, CA                              92019
(Address of principal Executive Offices)                     (Zip Code)



(619) 692-2438
(Issuer's Telephone Number)



         Securities Registered under Section 12(g) of the Exchange Act:


                          Common Stock - .001 Par Value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    [X]                         No   [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.


                     Yes   [X]                          No   [ ]


The issuer had no revenues for the year ended September 30, 2000.

As of September 30, 2000, the registrant had 11,775,000 shares of common stock, $.001 par value, issued and outstanding.

                                     PART 1

                                     ITEM 1
                           DESCRIPTION OF THE BUSINESS


BUSINESS DEVELOPMENT

Form and Year of Organization

Keystone Ventures, Inc. was incorporated in Nevada on March 10, 1999 for the purpose of developing a new generation Internet computer security software system, commonly known as a software firewall system. During April 1999, the Company received its initial funding through the sale of common stock to investors. From inception until March 2000, Management developed the Company's business plan and the Company had no material operating activities.


Bankruptcy or Similar Proceedings

There have been no bankruptcy, receivership or similar proceedings.


Reorganizations, Purchase or Sale of Assets

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.


BUSINESS OF THE ISSUER

Principal Products or Services and Markets

The Company intends to become a primary supplier of computer software security systems, "firewall software", in the United States. The Company's proprietary firewall software will detect unauthorized intrusions by hackers, gather information about hackers through backtracking commands, utilize dynamic filters and advanced monitoring algorithms to allow legitimate communications, stop intrusion at the front end communication port before access is allowed into system files, protect network systems by reporting suspicious intrusions to the network server, and feature small memory use and silent operation.

Businesses and home computer users connected via telephone, cable, DSL, or satellite communications links are faced with continual hacker and computer virus threats. Hackers and virus transmitters are also using new techniques to increase attacks on individual computer systems that are connected only intermittently to the Internet. ISCA.net, a security consulting firm in Virginia tested more than 2,000 sites in 1999 and found all had a firewall system but more than 80% were inadequately protected ((C) February 2000 Entrepreneur Magazine).

Based upon Management's experience in the computer software and hardware business, average prices for quality firewall software protection are $50 for stand-alone or small computer systems, $200 for network systems, and up to $10,000 for larger application gateway systems for major Internet sites and Internet service providers.

The Company's firewall software has the following features:

1)      Detect unauthorized intrusions and viruses.

2) Utilize backtracking software to locate the originating site of the hacker or virus.

3) Allow high speed legitimate authorized communications by using advanced dynamic filters and monitoring techniques.

4) Block hacker and virus intrusion at the front port of the computer system before files are opened to unauthorized communications.

5) Utilize advanced network monitoring systems to notify the server of potential unauthorized intrusions while providing hacker and virus containment software that allows the server time to sever unauthorized entry and delete all "probes" or cookies.

6) Rely on subsystem silent operating techniques for undetectable operation. Thwart users from disconnecting or disarming the firewall security protection.

7) Able to monitor and protect Internet and Intranet network communications. Advanced version is capable of monitoring all network traffic.

8) Advanced software will be available to Internet Service Providers to interface with their existing network firewall systems.

9) Prevent web server "cookies" which are small text files that can track your movements around the web.

10) Block unwanted advertising - banner ads and pop-windows which slow down your Internet access.

11) Block mobile code Java applets, ActiveX controls that allow intruders to modify your data and steal passwords and files.

12) Control both inbound and outbound Internet connections. Block incoming and stop unauthorized access to offsite addresses.

13) Content filtering: e-mail scanning and filtering of text files and key-word usage to guard against proprietary information transmittal.

14) Risk Management Administration functions: intrusion detection and unauthorized information transmittal are blocked and available on reports to IT authorized management.


15) Conserves disk space by using less than 100 mb, memory usage of less than 1%, and bandwidth speed loss less than 2%.

The Company's firewall software product is in final simulation testing stage. The Company intends to market its proprietary computer software firewall systems throughout the world via the Internet and through retail stores in the United States.

The Company has a current business plan which proposes to utilize its founders' backgrounds to develop its business into a primary developer and supplier of computer firewall software systems. The business plan requires the Company during months one through six to obtain a listing on the NASD's Over the Counter Electronic Bulletin Board, and then raise capital of $4,000,000 through the sale of common stock in a private placement. After raising capital, the Company intends to incur the following expenditures for months seven through twelve: hire two software programmers at a cost of $75,000, hire one marketing manager at a salary of $60,000, hire two office employees at a cost of $40,000, $500,000 for advertising, and expend $100,000 for rent and other operating expenses. In addition, during months seven through nine, the Company intends to complete all beta testing of its software at a cost of $25,000, setup its web site at a cost of $40,000, and purchase computers, furniture, and equipment at a cost of $100,000. The Company plans to complete final software modifications during months nine through twelve at a cost of $50,000, and produce the Company's product for delivery beginning in the first quarter after month twelve.


Distribution Methods of Products or Services

The Company intends to offer information about the Company and its new generation of computer firewall software systems to the public and Internet service providers on its web site, superwall.net. The Company will sell its products world-wide via the Internet and through retail stores throughout the United States.


Status of Any Publicly Announced New Products or Services

The Company has no new product or service planned or announced to the public.

Competition and Competitive Position

The size and financial strength of the Company's primary competitors, Network ICE, Inc., Zone Labs, and Symantec Corporation are substantially greater than those of the Company. In examining major competitors, Management found Network ICE, Inc. has the largest installed base of users for both small systems and large networks and was recommended by the technical reviewer of the Wall Street Journal ((C) WSJ 2/24/00). Zone Labs' product was faulted for having a difficult interface per the current Internet software review site, zdnet.com ((C) 2000). While it was recommended on the Internet software review site, pcworld.com ((C)
2000), the technical reviewer of the Wall Street Journal called it confusing and clumsy to use ((C) WSJ 2/24/00). Symantec Corporation, well known for its popular Norton tools and virus trackers, offers its Norton personal Firewall 2000 with three levels of security, but its software is not available for large networks. Its firewall software is recommended on the Internet software review site pcworld.com ((C) 2000). The technical reviewer of the Wall Street Journal complained it was huge, complicated, imprecise, and too overprotective ((C) WSJ 2/24/00). Any consideration of competitor's products and related product reviews should include the facts that the Company's competitors have longer operating histories, larger customer bases, and greater brand recognition than the Company. Management is not aware of any significant barriers to the Company's entry into the firewall software market, however, the Company at this time has no market share of this market.


Suppliers and Sources of Raw Materials

The Company's product is its own firewall software. The Company intends to offer its software through its own Internet site, requiring no outside suppliers of materials, and on CD-ROM disks, requiring only blank CD-ROM disks that are commercially available from a variety of manufacturers and wholesalers. The Company intends to transfer its software to CD-ROM disks at its own facility at a cost not to exceed $1.00 per disk. The Company will not require formal contracts with any suppliers or manufacturers of physical products.


Dependence on One or a Few Major Customers

The Company will not depend on any one or a few major customers. The Company intends to offer its firewall software through its own Internet site and through major retailers such as CompUSA, Byte & Floppy, Circuit City, Office Depot, Target, Sears, Wal-mart, and KMart.


Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company owns its Internet domain name, has setup its first web page "superwall.net", has filed for copyright protection of its copyrightable computer firewall software, and will expand its web site after receiving funding per its business plan. The Company has no current plans for any additional registrations such as patents, trademarks, additional copyrights, franchises, concessions, royalty agreements or labor contracts. The Company will assess the need for any additional copyright, trademark or patent applications on an ongoing basis.

On March 15, 1999, the Company signed an exclusive license agreement with its President for use of his computer firewall software in exchange for 5,000 restricted shares of the Company's common stock. The Company issued 5,000 shares of its common stock in exchange for a ten year exclusive right to development, manufacturing, marketing, sale, sublicensing, and any and all usages of the computer firewall software in the United States and throughout the world. After twenty years the license is subject to automatic renewal each year thereafter, subject to written notification, sixty days in advance of the renewal, by both parties of the license agreement.


Need for Government Approval for its Products or Services

The Company is not required to apply for or have any government approval for its products or services.


Effect of Existing or Probable Governmental Regulations on the Company

The Company will not be subject to Federal laws and regulations that relate directly or indirectly to its operations. The Company will be subject to common business and tax rules and regulations pertaining to the operation of its business in the State of California.


Research and Development Costs During the Last Two Years

The Company has not expended funds for research and development costs since inception.


Costs and Effects of Compliance with Environmental Laws

Environmental regulations have had no materially adverse effect on the Company's operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of service or otherwise have a materially adverse effect on the Company's business, financial condition or results of operation. Public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stricter environmental legislation and regulations could continue. To the extent that laws are enacted or other governmental action is taken that imposes environmental protection requirements that result in increased costs, the business and prospects of the Company could be adversely affected.

Number of Total Employees and Number of Full-Time Employees

The Company's only current employees are its two Officers who will devote as much time as the Board of Directors determines is necessary to manage the affairs of the Company. The Officers intend to work on a full time basis when the Company raises capital per its business plan. The Company's business plan calls for hiring five new full-time employees during the next twelve months.


RISKS

Investors in the Company should be particularly aware of the inherent risks associated with the Company's plans and product. These risks include but are not limited to:

        Lack of Independent Market Testing

                A lack of independent market testing of the Company's product increases the possibility that the Company's product may not perform to reasonable commercial standards under normal use. This could result in unexpected performance failures, a significant product return rate, and a material reduction in product demand.

        Lack of Proven Market or Market Studies

                A lack of a proven market or market studies for the Company's product means that while Management may believe the public will enthusiastically accept the Company's new firewall software, the true market for this product may be minor or nonexistent. This could result in little or no product sales.

        Limited Experience of Management

                The limited experience of Management in developing a new product from inception through a fully tested, market usable status for national and world wide consumer use may result in critical business judgement errors as the Company grows in size and sales volume. Management errors, not timely corrected, could result in excessive costs and expenses, poor quality products, inability to deliver products on time, detrimental business contract terms, and other significant errors which could impede the Company's business plan.

        Possible Patent or Copyright Litigation

                There has been no independent review or certification of originality of the Company's software, which could lead to patent or copyright infringement litigation. This could result in a detrimental allocation of the Company's Management time and financial resources which could lessen the Company's ability to remain a viable business.

        Lack of Financial and Personnel Resources

                The financial and personnel resources of the Company are considerably less than its competitors. Therefore, the Company will be in a competitive disadvantage as it seeks to develop its product, hire senior programmers, and conduct marketing efforts. This could lead to a material reduction in cash flows and increase the risk that the Company would be unable to achieve its business plan goals.

        Dependence on current Management and availability of experienced personnel

                The Company's performance and future operating results are substantially dependent on the continued service and performance of its current Management. The Company intends to hire a relatively small number of additional technical and marketing personnel in the next year. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its essential employees or that it will be able to attract or retain highly-qualified technical and managerial personnel in the future. The loss of the services of any of the Company's current Management or other key employees, or the inability to attract and retain the necessary technical and marketing personnel could have a material adverse effect upon the Company's business, financial condition, operating results and cash flows.

        Potential conflicts of interest

                The current officers, Mr. Johnson and Ms. Myers, are the sole officers and directors of the company and have control in directing the activities of the company. Mr. Johnson and Ms. Myers are involved in other business activities and may, in the future, become involved in additional business opportunities. If a specific business opportunity becomes available, the officers and directors of the company may face a conflict of interest. The Company has not formulated a plan to resolve any conflicts that may arise. While the Company and its sole officers and directors have not formally adopted a plan to resolve any potential or actual conflicts of interest that exist or that may arise, they have verbally agreed to limit their roles in all other business activities to roles of passive investors and devote full time services to the Company after the Company raises capital of $4,000,000 through the sale of securities through a private placement and is able to provide officers' salaries per its business plan.

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur. Investors in the Company should be particularly aware of the inherent risks associated with the Company's planned business. Although Management intends to implement its business plan through the foreseeable future and will do its best to mitigate the risks associated with its business plan, there can be no assurance that such efforts will be successful. Management has no liquidation plans should the Company be unable to receive funding. Should the Company be unable to implement its business plan, Management would investigate all options available to retain value for the shareholders. Among the options that would be considered are: acquisition of another product or technology, or a merger or acquisition of another business entity that has revenue and/or long-term growth potential. However, there are no pending arrangements, understandings or agreements with outside parties for acquisitions, mergers or any other material transactions.


Year 2000 Disclosure

As Management has experienced no date recognition problems in computer systems, equipment, or third party provided products, the Company's Year 2000 compliance plan is to utilize software and other products which are already Year 2000 compatible and prepare no Year 2000 contingency plans.


Reports to Securities Holders

The Company's bylaws do not require the Company to deliver an annual report to its shareholders and the Company has not in the past provided an annual report to its shareholders. The Company is voluntarily filing this Form 10-KSB in order to make its financial information equally available to any interested parties or investors. The Company is subject to the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. The Company is required to file Form 10-KSB annually and Form 10-QSB quarterly. In addition, the Company will be required to file Form 8 and other proxy and information statements from time to time as required.

The public may read and copy any materials the Company files with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 450 Fifth Street NW, Washington D. C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.


                                     ITEM 2
                             DESCRIPTION OF PROPERTY

The Company's principal executive office address is 1605 Mirage Court, El Cajon, CA 92019. The principal executive office and telephone number are provided by an officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed by Management to be immaterial as the telephone and mailing address were almost exclusively used by the officer for other business purposes. Management considers the Company's current principal office space arrangement adequate until such time as the Company achieves its business plan goal of raising capital of $4,000,000 and then begins hiring new employees per its business plan.

                                     ITEM 3
                                LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.


                                     ITEM 4
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended September 30, 2000, there were no submissions of matters to a vote of security holders.


                                     PART II

                                     ITEM 5
         MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY
                          AND OTHER SHAREHOLDER MATTERS

The Company plans to file for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD). The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information.

As of the date of this filing, there is no public market for the Company's securities. As of September 30, 2000, the Company had 58 shareholders of record. The Company has paid no cash dividends. The Company has no outstanding options. The Company has no plans to register any of its securities under the Securities Act for sale by security holders. There is no public offering of equity and there is no proposed public offering of equity.


                                     ITEM 6
                                PLAN OF OPERATION

The Company's current cash balance is $1,589. Management believes the current cash balance is sufficient to fund the current minimum level of operations through the first quarter of 2001, however, in order to advance the Company's business plan the Company must raise capital through the sale of equity securities. To date, the Company has sold $5,700 in equity securities. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

In order to implement its business plan, the Company will take the following steps: during months one through six raise capital of $4,000,000 through the sale of common stock in a private placement.

After raising capital, the Company will use its cash during months seven through twelve to hire two software programmers at a cost of $75,000, hire one marketing manager at a salary of $60,000, hire two office employees at a cost of $40,000, spend $500,000 for advertising, and $100,000 for rent and other operating expenses. In addition, during months seven through nine, the Company intends to complete all beta testing of its software at a cost of $25,000, setup its web site at a cost of $40,000, and purchase computers, furniture, and equipment at a cost of $100,000. The Company plans to complete final software modifications during months nine through twelve at a cost of $50,000, and produce the Company's product for delivery beginning in the first quarter after month twelve.

Management has made initial progress in implementing its business plan by setting-up its first web page "superwall.net", filing for copyright protection of its copyrightable firewall protection software, and plans to expand its web site in the first quarter of 2001.

The Company will only be able to continue to advance its business plan after it receives capital funding through the sale of equity securities. After raising capital, Management intends to hire employees, rent commercial space in El Cajon, purchase equipment, and begin marketing its firewall protection software. The Company intends to use its equity capital to fund the Company's business plan during the next twelve months as cash flow from sales is not estimated to begin until year two of its business plan. The Company will face considerable risk in each of its business plan steps, such as difficulty of hiring competent personnel within its budget, longer than anticipated lead time necessary to sell and deliver its firewall protection software to customers, and a shortfall of funding due to the Company's inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned by the directors and officers. The Company's officers and directors have no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

There are no current plans for additional product research and development. The Company plans to purchase approximately $100,000 in furniture, computers, software during the next twelve months from proceeds of its equity security sales. The Company's business plan provides for an increase of five employees during the next twelve months.


                                     ITEM 7
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required financial statements begin on page F-1 of this document.

                             KEYSTONE VENTURES, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                               SEPTEMBER 30, 1999

                                TABLE OF CONTENTS


                                                                              PAGE #
                                                                              ------

INDEPENDENT AUDITORS REPORT                                                       F1


ASSETS                                                                            F2


LIABILITIES AND STOCKHOLDERS' EQUITY                                              F3


STATEMENT OF OPERATIONS                                                           F4


STATEMENT OF STOCKHOLDERS' EQUITY                                                 F5


STATEMENT OF CASH FLOWS                                                           F6


NOTES TO FINANCIAL STATEMENTS                                                 F7-F11

                          INDEPENDENT AUDITORS' REPORT


Board of Directors                                              November 1, 2000
KEYSTONE VENTURES, INC.
San Diego, California

        I have audited the accompanying Balance Sheets of KEYSTONE VENTURES, INC. (A Development Stage Company), as of September 30, 2000, and September 30, 1999, and the related statements of operations, stockholders' equity and cash flows for the year ended September 30, 2000, and the period March 10, 1999, (inception), to September 30, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

        I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KEYSTONE VENTURES, INC. (A Development Stage Company), as of September 30, 2000, and September 30, 1999, and the related statements of operations, stockholders' equity and cash flows for the year ended September 30, 2000, and the period March 10, 1999, (inception), to September 30, 1999, in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Barry L. Friedman
---------------------------
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV  89123
(702) 361-8414

                             KEYSTONE VENTURES, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                                     ASSETS


                                        SEPTEMBER   SEPTEMBER
                                        30, 2000    30, 1999
                                        ---------   ---------
CURRENT ASSETS

    CASH                                 $1,589      $5,700
                                         ------      ------

    TOTAL CURRENT ASSETS                 $1,589      $5,700
                                         ------      ------

OTHER ASSETS                             $    0      $    0
                                         ------      ------

    TOTAL OTHER ASSETS                   $    0      $    0
                                         ------      ------

TOTAL ASSETS                             $1,589      $5,700
                                         ------      ------



    The accompanying notes are an integral part of these financial statements



                                     - F2 -

                             KEYSTONE VENTURES, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  SEPTEMBER     SEPTEMBER
                                                  30, 2000      30, 1999
                                                  ---------     ---------
CURRENT LIABILITIES                                $     0      $     0
                                                   -------      -------

    TOTAL CURRENT LIABILITIES                      $     0      $     0
                                                   -------      -------


STOCKHOLDERS' EQUITY (Note #4)

    Common stock No par value
    Authorized 25,000 shares
    Issued and outstanding at

    September 30, 1999-
    15,700 shares                                               $15,700

    Common Stock
    Par value $0.001
    Authorized 50,000,000 shares
    Issued and Outstanding at

    September 30, 2000-
    11,775,000 shares                              $11,775

    Additional Paid-In Capital                       3,925            0

    Deficit accumulated during
    The Development stage                          -14,111      -10,000
                                                   -------      -------

TOTAL STOCKHOLDERS' EQUITY                         $ 1,589      $ 5,700
                                                   -------      -------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                               $ 1,589      $ 5,700
                                                   -------      -------


    The accompanying notes are an integral part of these financial statements



                                     - F3 -

                             KEYSTONE VENTURES, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS


                               YEAR            MAR. 10,         MAR. 10, 1999
                               ENDED           1999, TO         (INCEPTION)
                              SEP. 30,         SEPT. 30,        TO SEP. 30,
                              2000             1999             2000
                              -----------      -----------      -----------
INCOME
    Revenue                   $         0      $         0      $         0
                              -----------      -----------      -----------


EXPENSES

    General, Selling and
    Administrative            $     4,111      $    10,000      $    14,111
                              -----------      -----------      -----------

    TOTAL EXPENSES            $     4,111      $    10,000      $    14,111
                              -----------      -----------      -----------

NET PROFIT/LOSS (-)               $-4,111         $-10,000         $-14,111
                              -----------      -----------      -----------


Net Profit/Loss(-)
per weighted share
(Note #1)                         $-.0003          $-.0009          $-.0012
                              -----------      -----------      -----------


Weighted average
Number of common
shares outstanding             11,775,000       11,775,000       11,775,000
                              -----------      -----------      -----------


    The accompanying notes are an integral part of these financial statements



                                     - F4 -

                             KEYSTONE VENTURES, INC.
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                           Additional       Accumu-
                              Common          Stock         paid-in         lated
                              Shares          Amount        Capital        Deficit
                              ------          ------       ----------      --------
March 15, 1999
Issued For Services             10,000      $   10,000      $        0

April 30, 1999
Issued For Cash                  5,700           5,700               0

Net loss year ended
March 10, 1999
(Inception) to
September 30, 1999                                                   $       -10,000
                            ----------      ----------      ----------      --------

Balance,
September 30, 1999              15,700      $   15,700      $        0      $-10,000

March 24, 2000
Changed par value from
No par value to $0.001                         -15,684         +15,684

March 30, 2000
Forward Stock Split
10 for 1                       141,300            +141            -141

June 15, 2000
Forward stock split
75 for 1                    11,618,000         +11,618         -11,618

Net Loss Year Ended
September 30, 2000                                                            -4,111
                            ----------      ----------      ----------      --------
Balance,
September 30, 2000          11,775,000      $   11,775      $    3,925      $-14,111
                            ----------      ----------      ----------      --------



    The accompanying notes are an integral part of these financial statements



                                     - F5 -

                             KEYSTONE VENTURES, INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS


                                            YEAR       MAR. 10,    MAR. 10, 1999
                                            ENDED      1999, TO    (INCEPTION)
                                           SEP. 30,    SEPT. 30,   TO SEP. 30,
                                             2000        1999         2000
                                           --------    --------    -----------
Cash Flows from
Operating Activities

    Net Loss                               $-4,111    $-10,000      $-14,111

    Adjustment to
    Reconcile net loss
    To net cash provided
    by operating
    Activities
    Issue Common Stock
    For Services                                 0     +10,000       +10,000

Changes in assets and
Liabilities                                      0           0             0
                                            ------      ------      --------

Net cash used in
Operating activities                       $-4,111      $    0       $-4,111

Cash Flows from
Investing Activities                             0           0             0

Cash Flows from
Financing Activities

    Issuance of Common
    Stock for Cash                               0      +5,700        +5,700
                                            ------      ------      --------

Net Increase (decrease)                    $-4,111     $+5,700       $+1,589

Cash,
Beginning of period                         +5,700           0             0
                                            ------      ------      --------

Cash, End of Period                         $1,589      $5,700      $  1,589
                                            ------      ------      --------


    The accompanying notes are an integral part of these financial statements



                                     - F6 -

                             KEYSTONE VENTURES, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                   September 30, 2000, and September 30, 1999



NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

        The Company was organized March 10, 1999, under the laws of the State of Nevada as KEYSTONE VENTURES, INC. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Accounting Method

                The Company records income and expenses on the accrual method.

        Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and equivalents

                The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents.



                                     - F7 -

                             KEYSTONE VENTURES, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   September 30, 2000, and September 30, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Income Taxes

                Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.


        Reporting on Costs of Start-Up Activities

                Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires most costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the company's financial statements.

        Loss Per Share

                Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of September 30, 2000, the Company had no dilative common stock equivalents such as stock options.



                                     - F8 -

                             KEYSTONE VENTURES, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   September 30, 2000, and September 30, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Year End

                The Company has selected September 30th as its fiscal year-end.

        Year 2000 Disclosure

                The Y2K issue had no effect on this Company.


NOTE 3 - INCOME TAXES

        There is no provision for income taxes for the period ended September 30, 2000. The Company's total deferred tax asset as of September 30, 2000, is as follows:

              Net operation loss carry forward                         $14,111
              Valuation allowance                                      $14,111

              Net deferred tax asset                                   $     0


        The federal net operating loss carry forward will expire by 2019.

        This carry forward may be limited upon the consummation of a business combination under IRC Section 381.


NOTE 4 - STOCKHOLDERS' EQUITY

        Common Stock

        The authorized common stock of the corporation consists of 50,000,000 shares with a par value $0.001 per share.



                                     - F9 -

                             KEYSTONE VENTURES, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   September 30, 2000, and September 30, 1999


NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

        Preferred Stock

        The Company has no preferred stock.

        On March 24, 1999, the Company issued 10,000 shares of its no-par-value common stock for services of $10,000 to its directors.

        On April 30, 1999, the company issued 5,700 shares of its no-par-value common stock for cash of $5,700.

        On March 24, 2000, the State of Nevada approved the Company's restated Articles of Incorporation, which changed the par value from no par to $0.001. Also, the Company's authorized common stock was increased from 25,000 shares to 50,000,000 shares.

        On March 30, 2000, the Company approved a forward stock split on the basis of 10 for 1, thus increasing the common stock from 15,700 shares to 157,000 shares.

        On June 15, 2000, the Company approved a forward stock split on the basis of 75 for 1, thus increasing the common stock from 157,000 shares to 11,775,000.


NOTE 5 - GOING CONCERN

        The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The stockholders/officers and/or directors have informally committed to advancing the operating costs of the Company interest free, if necessary.



                                     - F10 -

                             KEYSTONE VENTURES, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   September 30, 2000, and September 30, 1999


NOTE 6 - WARRANTS AND OPTIONS

        There are no warrants or options outstanding to acquire any additional shares of common stock.


NOTE 7 - RELATED PARTY TRANSACTIONS

        The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.



                                     - F11 -

                                     ITEM 8
           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                        CONTROL AND FINANCIAL DISCLOSURE

None.


                                    PART III

                                     ITEM 9
                    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,
                               AND CONTROL PERSONS

The Directors and Officers of the Company, all of those whose one year terms will expire 3/31/01, or at such a time as their successors shall be elected and qualified are as follows:

Name & Address                            Age       Position            Date First Elected             Term Expires
Bruce Johnson                             49        President,          3/15/99                        3/31/01
7582 Skyline Drive                                  Treasurer,
San Diego, Ca 92114                                 Director


Ann Myers                                 73        Secretary,          3/15/99                        3/31/01
1605 Mirage Court                                   Director
El Cajon, CA 92019

Each of the foregoing persons may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgement, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Resumes

Bruce Johnson, President, Treasurer & Director

1990 - Current  President, Seaside Computers, Inc. Specializing in
                hardware sales, custom software design, and information system security for a variety of commercial customers in Southern California. Responsible for design and installation of software security systems comprised of risk analysis, encryption, intrusion detection and blocking, network adapters, security testing, monitor alerts, and security system administration. Customers include engineering, financial, accounting and law offices, manufacturing, wholesaling, retailing, financial services, health care services, transportation firms, and warehousing businesses.


Ann Myers, Secretary & Director

1985-Current    Independent contractor providing accounting and management information services for manufacturing and service businesses.
                Responsibilities include financial statement reporting, inventory control, data processing, billings, and selection of applications software.



                                     ITEM 6
                             EXECUTIVE COMPENSATION

The company's current officers receive no compensation.

                           Summary Compensation Table

                                         Other
Name &                                   annual     Restricted   Options           All other
principle               Salary   Bonus   compen-    stock        SARs    LTIP      compen-
position      Year        ($)     ($)    sation ($) awards ($)      ($)  Payouts   sation ($)
------------------------------------------------------------------------------------------------
B Johnson      1999       -0-     -0-       -0-       5,000       -0-      -0-       -0-
President      2000       -0-     -0-       -0-        -0-        -0-      -0-       -0-

A Myers       1999       -0-       -0-       -0-      5,000       -0-       -0-       -0-
Director      2000       -0-       -0-       -0-        -0-       -0-       -0-       -0-

There are no current employment agreements between the Company and its executive officers.

The Board agreed to pay Mr. Johnson 5,000 shares of the Company's common stock for an exclusive license agreement on March 15, 1999. The stock was valued at the price unaffiliated investors paid for stock sold by the Company, $1.00 per share. 45,000 shares of the Company's common stock were issued to him per a 10 for 1 stock split on March 30, 2000. 3,700,000 shares of the Company's common stock were issued to him per a 75 for 1 stock split on June 15, 2000.

The Board agreed to pay Ms. Myers for administrative services and services related to the Company's business plan 5,000 shares of the Company's common stock on March 15, 1999. The stock was valued at the price unaffiliated investors paid for stock sold by the Company, $1.00 per share. 45,000 shares of the Company's common stock were issued to her per a 10 for 1 stock split on March 30, 2000. 3,700,000 shares of the Company's common stock were issued to her per a 75 for 1 stock split on June 15, 2000.

The terms of these stock issuances were as fair to the Company, in the Board's opinion, as could have been made with an unaffiliated third party.

The Officers currently devote an immaterial amount of time to manage the affairs of the Company. The Directors and Principal Officers have agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide proper salaries to all Officers and compensation for Directors' participation. The Officers and the Board of Directors have the responsibility to determine the timing of remuneration for key personnel based upon such factors as positive cash flow to include stock sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $100,000 at each month end. When positive cash flow reaches $100,000 at each month end and appears sustainable the board of directors will readdress compensation for key personnel and enact a plan at that time which will benefit the Company as a whole. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries, if any.


                                     ITEM 11
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors and major shareholders as well as those who own beneficially more than five percent of the Company's common stock through the most current date - September 30, 2000:


Title Of             Name &                            Amount &               Percent
Class                Address                           Nature of owner        Owned
Common               Bruce Johnson                     3,750,000(a)           32%
                     7582 Skyline Drive
                     San Diego, CA 92114

Common               Ann Myers                         3,750,000(b)           32%
                     1605 Mirage Court
                     El Cajon, CA 92019

Total Shares Owned by Officers & Directors
As a Group                                             7,500,000              64%

(a) Mr. Johnson received 5,000 shares of the Company's common stock on March 15, 1999 for a license agreement related to the Company's business plan. 45,000 shares of the Company's common stock were issued to him per a 10 for 1 stock split on March 30, 2000. 3,700,000 shares of the Company's common stock were issued to him per a 75 for 1 stock split on June 15, 2000.

(b) Ms. Myers received 5,000 shares of the Company's common stock on March 15, 1999 for administrative services and services related to the Company's business plan. 45,000 shares of the Company's common stock were issued to her per a 10 for 1 stock split on March 30, 2000. 3,700,000 shares of the Company's common stock were issued to her per a 75 for 1 stock split on June 15, 2000.


                                     ITEM 12
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Ms. Myers, an officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as the telephone and mailing address were almost exclusively used by the officer for other business purposes.

                                     ITEM 13
        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


           Exhibit 23          Consent of Experts and counsel
           Exhibit 27          Financial Data Schedule

           Reports filed on Form 8-K: None

           Reports required to be filed by Regulation S-X:  None


                                   SIGNATURES
                           ---------------------------


Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Keystone Ventures, Inc.




Date       November 4, 2000              By  /s/ Bruce Johnson
                                            ------------------------------------
                                             Bruce Johnson, President & Director



Date       November 4, 2000              By   /s/ Ann Myers
                                           -------------------------------------
                                         Ann Myers, Secretary, Treas. & Director