Form 10QSB
period 2000-12-31
KEYSTONE VENTURES INC
filed 2001-02-06
CIK 1119378

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                       For Period ended December 31, 2000
                         Commission File Number 0-31237

                             KEYSTONE VENTURES, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    NEVADA                              88-0455940
               ------------------                     ---------------
             (State of Incorporation)       (I.R.S. Employer Identification No.)

                      1605 MIRAGE COURT, EL CAJON CA 92019
 -------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (619) 692-2438
                               -------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of December 31, 2000, the registrant had 11,775,000 shares of common stock, $.001 par value, issued and outstanding.

                             KEYSTONE VENTURES, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                             DEC 31          SEPT 30
                                              2000            2000
CURRENT ASSETS
   CASH (on hand & in the bank)              1532.13         1588.65

                                          --------------------------
TOTAL CURRENT ASSETS                         1532.13         1588.65

FIXED ASSETS

                                          --------------------------
NET FIXED ASSETS                                0.00            0.00

OTHER ASSETS



                                          --------------------------
TOTAL OTHER ASSETS                              0.00            0.00

                                          --------------------------
TOTAL ASSETS                                 1532.13         1588.65
                                          ==========================


                 LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

                                          --------------------------
TOTAL CURRENT LIABILITIES                       0.00            0.00

LONG TERM LIABILITIES

                                          --------------------------
TOTAL LONG TERM LIABILITIES                     0.00            0.00

                                          --------------------------
TOTAL LIABILITIES                               0.00            0.00

STOCKHOLDERS' EQUITY

     COMMON STOCK                          11,775.00       11,775.00
     PAID IN CAPITAL                        3,925.00        3,925.00

     BEGINNING RETAINED EARNINGS          -14,111.35      -10,000.00
     NET INCOME (LOSS)                        -56.52       -4,111.35

                                          --------------------------
     ENDING RETAINED EARNINGS             -14,167.87      -14,111.35

                                          --------------------------
TOTAL STOCKHOLDERS' EQUITY                  1,532.13        1,588.65

                                          --------------------------
TOTAL LIAB & STOCKHOLDERS' EQUITY           1,532.13        1,588.65
                                          ==========================

                             KEYSTONE VENTURES, INC.
                                INCOME STATEMENTS

                                                                                                                      3/10/99
                                                                                                                    (Inception)
                                           3 Months Ended   3 Months Ended      Year Ended        Year Ended           to
                                             12/31/00           12/31/99          9/30/00           9/30/99          12/31/00
                                           -------------------------------------------------------------------------------------
REVENUE


                                           -------------------------------------------------------------------------------------
TOTAL REVENUE                                       0.00              0.00              0.00              0.00              0.00

DIRECT COSTS



                                           -------------------------------------------------------------------------------------
TOTAL COST OF GOODS SOLD                            0.00              0.00              0.00              0.00              0.00

                                           -------------------------------------------------------------------------------------
GROSS PROFIT                                        0.00              0.00              0.00              0.00              0.00

OPERATING EXPENSES

     MANAGEMENT FEES                                0.00              0.00              0.00          10000.00          10000.00
     GENERAL, SELLING & ADMINISTRATIVE             56.52              0.00          4,111.35              0.00          4,167.87

                                           -------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                           56.52              0.00          4,111.35         10,000.00         14,167.87


                                           -------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                            -56.52              0.00         -4,111.35        -10,000.00        -14,167.87


OTHER INCOME & EXPENSE




                                           -------------------------------------------------------------------------------------
TOTAL OTHER INCOME & EXPENSE                        0.00              0.00              0.00              0.00              0.00

                                           -------------------------------------------------------------------------------------
INCOME BEFORE TAXES                               -56.52              0.00         -4,111.35        -10,000.00        -14,167.87

  PROVISION FOR TAXES



                                           -------------------------------------------------------------------------------------
NET INCOME                                        -56.52              0.00         -4,111.35        -10,000.00        -14,167.87
                                           =====================================================================================

NET LOSS PER SHARE                                   NIL               NIL           -0.0003           -0.0008           -0.0012

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                            11,775,000        11,775,000        11,775,000        11,775,000        11,775,000

                             KEYSTONE VENTURES, INC.
                             STATEMENT OF CASH FLOWS



                                                                                                                    3/10/99
                                           3 Months           3 Months           Year              Year           (Inception)
                                             Ended              Ended            Ended             Ended               To
                                          12/31/2000         12/31/1999        9/30/2000         9/30/1999         12/31/2000
CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS                                -56.52              0.00          -4111.35         -10000.00         -14167.87

ADJ TO RECONCILE NET LOSS TO NET
CASH PROVIDED BY OPERATING ACTIVITIES
     ISSUE COMMON STOCK                        0.00              0.00              0.00          10000.00          10000.00


                                          ---------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES        -56.52              0.00          -4111.35              0.00          -4167.87

CASH FLOWS FROM INVESTING ACTIVITIES           0.00              0.00              0.00              0.00              0.00

CASH FLOWS FROM FINANCING ACTIVITIES           0.00              0.00              0.00           5700.00           5700.00


                                          ---------------------------------------------------------------------------------
NET INCREASE (DECREASE)                      -56.52              0.00          -4111.35           5700.00           1532.13

CASH BEGINNING OF PERIOD                    1588.65           5700.00           5700.00              0.00              0.00

                                          ---------------------------------------------------------------------------------
CASH END OF PERIOD                          1532.13           5700.00           1588.65           5700.00           1532.13


NOTES TO FINANCIAL STATEMENTS

1. MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of December 31, 2000 and 1999, and the results of operations and the changes in cash for the three months ended December 31, 2000 and 1999 and the years ended September 30, 2000 and 1999 and the period of March 10, 1999 (inception) to December 31, 2000. The accompanying financial statements have been adjusted as of December 31, 2000 as required by Item 310 (b) of Regulation S-B to include all adjustments which in the opinion of Management are necessary in order to make the financial statements not misleading.

2. INTERIM REPORTING

The results of operations for the three months ended December 31, 2000 and 1999, are not necessarily indicative of the results to be expected for the remainder of the year.

3. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Nature of Operations

The Company was incorporated in Nevada on March 10, 1999. The Company is a development stage company and has not conducted any business activities to date.

The Company has selected September 30th as its fiscal year end.

4. Basis of Accounting

The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

5. Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2000.

NOTES TO FINANCIAL STATEMENTS

6. Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

PART 1 FINANCIAL INFORMATION

Management's Plan of Operations

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses of $4168 through December 2000 were due to operating expenses including licenses and fees, accounting and audit fees and office expenses. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

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

NOTES TO FINANCIAL STATEMENTS


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



PART II OTHER INFORMATION

ITEM 1 Not applicable.

ITEMS 2-4: Not applicable

ITEM 5: Information required in lieu of Form 8-K: None

ITEM 6: Exhibits and Reports on 8-K:

             a) No reports on Form 8-K were filed during the fiscal quarter ended December 31, 2000


                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Keystone Ventures, Inc.


                                  /s/ Bruce Johnson
        Dated: February 5, 2001  -----------------------------------
                                  Bruce Johnson
                                  President and Chief Executive Officer