Form 10QSB
period 2001-03-31
KEYSTONE VENTURES INC
filed 2001-04-25
CIK 1119378

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                         For Period ended March 31, 2001
                         Commission File Number 0-31237

                             KEYSTONE VENTURES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


          NEVADA                                      88-0455940
          ------                                      ----------
    (State of Incorporation)            (I.R.S. Employer Identification No.)

                      1605 MIRAGE COURT, EL CAJON CA 92019
                      ------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (619) 692-2438
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes    X                  No
                   -------                  -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of March 31, 2001, the registrant had 11,775,000 shares of common stock, $.001 par value, issued and outstanding.

                             KEYSTONE VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                      AS OF
                                 MARCH 31, 2001

                                       AND

                              STATEMENTS OF INCOME,
                            STOCKHOLDERS' EQUITY, AND
                                   CASH FLOWS
                              FOR THE PERIOD ENDED
                                 MARCH 31, 2001

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
Independent Auditor's Report                                                1

Balance Sheet                                                               2

Income Statement                                                            3

Statement of Stockholders' Equity                                           4

Statement of Cash Flows                                                     5

Footnotes                                                                   6

G. BRAD BECKSTEAD
CERTIFIED PUBLIC ACCOUNTANT
                                                             330 E. Warm Springs
                                                             Las Vegas, NV 89119
                                                                    702.528.1984
                                                             425.928.2877 (efax)


                          INDEPENDENT AUDITOR'S REPORT


April 6, 2001

Board of Directors
Keystone Ventures, Inc.
El Cajon, CA

I have audited the Balance Sheet of Keystone Ventures, Inc. (the "Company") (a Development Stage Company), as of March 31, 2001, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the period then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the balance sheet of Keystone Ventures, Inc. as of March 31, 2001, and its related statements of operations, equity and cash flows for the period then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  G. Brad Beckstead

G. Brad Beckstead, CPA

                             KEYSTONE VENTURES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET


                                                                       March 31,
                                                                         2001
                                                                       --------
ASSETS

Current assets:
   Cash and equivalents                                                $  1,317
                                                                       --------
     Total current assets                                                 1,317
                                                                       --------
                                                                       $  1,317
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:                                                   $     --
                                                                       --------
     Total current liabilities                                               --
                                                                       --------

Stockholders' equity:
   Common stock, $0.001 par value, 50,000,000 shares
     authorized, 11,775,000 shares issued and outstanding                11,775
   Additional paid-in capital                                             3,925
   Deficit accumulated during development stage                         (14,383)
                                                                       --------
                                                                          1,317
                                                                       --------
                                                                       $  1,317
                                                                       ========


   The accompanying notes are an integral part of these financial statements.

                             KEYSTONE VENTURES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS


                                           6 month                              March 10, 1999
                                         period ending       Year ending        (inception) to
                                          March 31,          September 30,         March 31,
                                             2001                2000                2001
                                         -------------       -------------      --------------
Revenue                                  $         --        $         --        $         --
                                         ------------        ------------        ------------

Expenses:
   General administrative expenses                272               4,111              14,383
                                         ------------        ------------        ------------
    Total expenses                                272               4,111              14,383
                                         ------------        ------------        ------------

Net loss                                 $       (272)       $     (4,111)       $    (14,383)
                                         ============        ============        ============

Weighted average number of
   common shares outstanding               11,432,776          11,325,388          11,432,776
                                         ============        ============        ============

Net loss per share                       $         (0)       $         (0)       $         (0)
                                         ============        ============        ============



   The accompanying notes are an integral part of these financial statements.

                             KEYSTONE VENTURES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD MARCH 10, 1999 (DATE OF INCEPTION) TO MARCH 31, 2001


                                                                                  Deficit
                                                                                 Accumulated
                                              Common Stock          Additional    During         Total
                                         -----------------------     Paid-in     Development  Stockholders'
                                           Shares        Amount      Capital       Stage         Equity
                                         ----------     --------    ----------   -----------  -------------
March 15, 1999
   Founders shares issued
   for services                           7,500,000     $     10     $  9,990     $     --      $ 10,000

April 30, 1999
   Shares issued for cash                 4,275,000            6        5,694                      5,700

Net loss for the period ended
   September 30, 1999                                                              (10,000)      (10,000)
                                         ----------     --------     --------     --------      --------
Balance, September 30, 1999              11,775,000           16       15,684      (10,000)        5,700

Reclassification of paid-in capital                       11,759      (11,759)                        --

Net loss for the year ended
   September 30, 2000                                                               (4,111)       (4,111)
                                         ----------     --------     --------     --------      --------

Balance, September 30, 2000              11,775,000       11,775        3,925      (14,111)        1,589

Net loss for the period ended
   February 28, 2001                                                                  (272)         (272)
                                         ----------     --------     --------     --------      --------

Balance, December 31, 2000               11,775,000     $ 11,775     $  3,925     $(14,383)     $  1,317
                                         ==========     ========     ========     ========      ========



   The accompanying notes are an integral part of these financial statements.

                             KEYSTONE VENTURES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS


                                                    6 months       Year       March 10, 1999
                                                     ending       ending      (inception) to
                                                    March 31,  September 30,    March 31,
                                                      2001         2000           2001
                                                    ---------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $   (272)     $(4,111)     $   (14,383)
Shares issued for services                                                          10,000
                                                    --------      -------      -----------
Net cash used by operating activities                   (272)      (4,111)          (4,383)
                                                    --------      -------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used by investing activities                     --           --               --
                                                    --------      -------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                               --           --            5,700
                                                    --------      -------      -----------
Net cash provided by financing activities                 --           --            5,700
                                                    --------      -------      -----------
Net increase in cash                                    (272)      (4,111)           1,317
Cash - beginning                                       1,589        5,700               --
                                                    --------      -------      -----------
Cash - ending                                       $  1,317      $ 1,589      $     1,317
                                                    ========      =======      ===========
Supplemental disclosures:
   Interest paid                                    $     --      $    --      $        --
                                                    ========      =======      ===========
   Income taxes paid                                $     --      $    --      $        --
                                                    ========      =======      ===========
   Non-cash investing and financing activities:
     Common stock issued for services               $     --      $    --      $    10,000
                                                    ========      =======      ===========
     Number of shares issued for services                 --           --        7,500,000
                                                    ========      =======      ===========



   The accompanying notes are an integral part of these financial statements.

                             KEYSTONE VENTURES, INC.
                                      NOTES

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Organization

The Company was organized March 10, 1999 (Date of Inception) under the laws of the State of Nevada, as Keystone Ventures, Inc. The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock. The Company has limited operations, and in accordance with SFAS #7, the Company is considered a development stage company.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Revenue recognition

The Company recognizes revenue on an accrual basis as it invoices for services.

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2001.

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the period ended March 31, 2001.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at March 31, 2001.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

                             KEYSTONE VENTURES, INC.
                                      NOTES

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Income taxes

The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements

The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earning s and financial position.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.

NOTE 2 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                        U.S federal statutory rate      (34.0%)

                        Valuation reserve                34.0%
                                                        -----

                        Total                              --%
                                                        =====

                             KEYSTONE VENTURES, INC.
                                      NOTES

As of March 31, 2001, the Company has a net operating loss carryforward of approximately $14,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2019 and 2020. The deferred tax asset relating to the operating loss carryforward of approximately $5,000 has been fully reserved at March 31, 2001.

NOTE 3 - STOCKHOLDER'S EQUITY

The Company is authorized to issue 50,000,000 shares of its $0.001 par value common stock.

All references to shares issued and outstanding reflect the 10-for-1 forward stock split effected March 30, 2000, and the 75-for-1 forward stock split effected June 15, 2000.

On March 24, 1999, the Company issued 7,500,000 shares of its $.001 par value common stock to its officers as founders stock issued for services valued at $10,000.

On April 30, 1999, the Company issued 4,275,000 shares of its $.001 par value common stock for cash in the amount of $5,700.

There have been no other issuances of common stock.

NOTE 4 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

                             KEYSTONE VENTURES, INC.
                                      NOTES

NOTE 5 - RELATED PARTY TRANSACTIONS

Office space and services are provided without charge by a director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

PART 1  FINANCIAL INFORMATION

Management's Plan of Operations

Keystone's current cash balance is $1,327. Until approximately November of 2001, we believe our small cash balance is sufficient to fund minimum levels of operations. In order to achieve our business plan goals, we will need to raise capital through the sale of equity securities. We are a development stage company and have generated no revenue to date. We have sold $5,700 in equity securities to pay for our prior minimum level of operations. We have received a going concern opinion on our financial statements that raises substantial doubt as to our ability to continue as a going concern.

As of the date of this filing, we have taken the following steps: developed our business plan, registered our Internet domain name, setup a preliminary one page Internet web site, signed a licensing agreement for our software product, applied for and received a copyright for our software, and made our company's business and financial information available to the public through filings with the Securities and Exchange Commission subject to disclosure rule of Regulation S-B. We are now in the process of registering our securities with the Securities and Exchange Commission. We believe we will be able to complete this registration process by September 2001. We then intend to obtain a listing for public trading of our stock on the Over the Counter Electronic Bulletin Board. We believe we will be able to complete that process by November 2001. We then intend to seek capital of $4,000,000 through the sale of common stock in a private placement. We believe we will be able to raise capital of $4,000,000 by May 2002. We then intend to hire two software programmers at a cost of $75,000, hire one marketing manager at a salary of $60,000, hire two office employees at a cost of $40,000, spend $500,000 for advertising, and $100,000 for rent and other operating expenses. By December 2002, we intend to complete all final testing of our software at a cost of $100,000, expand our web site at a cost of $40,000, and purchase computers, furniture, and equipment at a cost of $100,000. We plan to begin selling our computer firewall software product in December 2002. All of our future business plan steps represent management's goals, not certainties. We intend to rely upon our management's business skills, contacts in the software field, and knowledge of protection software in order to achieve our business plan goals.

We will only be able to continue to advance our business plan if we receive capital funding through the sale of equity securities. After raising capital, we intend to hire employees, rent commercial space in El Cajon, purchase equipment, and begin marketing our firewall protection software. We intend to use our equity capital to fund the business plan during the next twelve months as cash flow from sales is not estimated to begin until year two of our business plan. We will face considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within our budget, longer than anticipated lead time necessary to sell and deliver the firewall protection software to customers, and a shortfall of funding due to our inability to raise capital in the equity securities market. If no funding is received during the next twelve months, we will be forced to rely on existing cash in the bank and funds loaned by the directors and officers. Keystone's officers and directors have no formal commitments or arrangements to advance or loan funds to Keystone. In such a restricted cash flow scenario, we would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, Keystone may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

We have no operating history, no material current operations, and no profit. While we believe we have made good faith estimates of Keystone's ability to secure additional capital, there is no guarantee that we will receive sufficient funding to implement any future business plan steps.


PART II  OTHER INFORMATION

ITEM 1      Not applicable.

ITEMS 2-4:  Not applicable

ITEM 5:     Information required in lieu of Form 8-K:  None

ITEM 6:     Exhibits and Reports on 8-K:

                  a) Form 8-K reporting Change of Certifying Accountant filed
                     3/27/01.


                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Keystone Ventures, Inc.


        Dated: April 24, 2001           /s/ Bruce Johnson
                                        ---------------------------------------
                                        Bruce Johnson
                                        President and Chief Executive Officer