Form 10QSB
period 2001-06-30
KEYSTONE VENTURES INC
filed 2001-07-25
CIK 1119378

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended June 30, 2001
Commission File Number 0-31237

KEYSTONE VENTURES, INC.

(Exact name of registrant as specified in its charter)

NEVADA	88-0455940

(State of Incorporation)	(I.R.S. Employer Identification No.)

1605 MIRAGE COURT, EL CAJON CA	92019

(Address of Principal Executive Offices)	(Zip Code)

(619) 692-2438

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at the latest practicable date.

As of June 30, 2001, the registrant had 11,775,000 shares of common stock, $.001 par value, issued and outstanding.

KEYSTONE VENTURES, INC.
BALANCE SHEETS

ASSETS

	JUNE 30	SEPT 30
	2001	2000

	(Unaudited)
CURRENT ASSETS

CASH (on hand & in the bank)	1,204	1,589

TOTAL CURRENT ASSETS	1,204	1,589

TOTAL ASSETS	1,204	1,589

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES	0	0

TOTAL CURRENT LIABILITIES	0	0

TOTAL LIABILITIES	0	0

STOCKHOLDERS’ EQUITY

COMMON STOCK	11,775	11,775

Par Value $0.001, 50,000,000 shares authorized, 11,775,000 issued & outstanding

PAID IN CAPITAL	3,925	3,925

(DEFICIT) ACCUMULATED DURING DEVELOPMENT STAGE	-14,496	-14,111

TOTAL STOCKHOLDERS’ EQUITY	1,204	1,589

TOTAL LIAB & STOCKHOLDERS’ EQUITY	1,204	1,589

The accompanying notes are an integral part of these financial statements.

KEYSTONE VENTURES, INC.
INCOME STATEMENTS
(Unaudited)

					3/10/1999
					(Inception)
	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended	to
	6/30/01	6/30/00	6/30/01	6/30/00	6/30/01

REVENUE	0	0	0	0	0

TOTAL REVENUE	0	0	0	0	0

GROSS PROFIT	0	0	0	0	0

OPERATING EXPENSES

MANAGEMENT FEES	0	0	0	0	10000

GENERAL, SELLING & ADMINISTRATIVE	113	319	384	4111	4496

TOTAL OPERATING EXPENSES	113	319	384	4111	14496

NET (LOSS)	-113	-319	-384	-4111	-14496

NET LOSS PER SHARE	0.0000	0.0000	0.0000	0.0000	0.0000

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,775,000	11,775,000	11,775,000	11,775,000	11,775,000

STATEMENT OF CASH FLOWS

			3/10/1999
	9 Months	9 Months	(Inception)
	Ended	Ended	To
	6/30/01	6/30/00	6/30/2001

CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS	-384	-4111	-14496

ADJ TO RECONCILE NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

ISSUE COMMON STOCK	0	0	10000

NET CASH USED IN OPERATING ACTIVITIES	-384	-4111	-4496

CASH FLOWS FROM INVESTING ACTIVITIES	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES	0	0	5700

NET INCREASE (DECREASE)	-384	-4111	1204

CASH BEGINNING OF PERIOD	1589	5700	0

CASH END OF PERIOD	1204	1589	1204

The accompanying notes are an integral part of these financial statements.

KEYSTONE VENTURES, INC.
(a Development Stage Company)
NOTES

Note 1. Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended September 30, 2000 and notes thereto included in the Company’s 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2. Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2001 the Company has not recognized revenue to date and has accumulated operating losses of approximately $14,495 since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3. Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

PART I FINANCIAL INFORMATION

Management’s Plan of Operations

Keystone’s current cash balance is $1,204. Until approximately November of 2001, we believe our small cash balance is sufficient to fund minimum levels of operations. In order to achieve our business plan goals, we will need to raise capital through the sale of equity securities. We are a development stage company and have generated no revenue to date. We have sold $5,700 in equity securities to pay for our prior minimum level of operations. We have received a going concern opinion on our financial statements that raises substantial doubt as to our ability to continue as a going concern.

As of the date of this filing, we have taken the following steps: developed our business plan, registered our Internet domain name, setup a preliminary one page Internet web site, signed a licensing agreement for our software product, applied for and received a copyright for our software, and made our company’s business and financial information available to the public through filings with the Securities and Exchange Commission subject to disclosure rule of Regulation S-B. We are now in the process of registering our securities with the Securities and Exchange Commission. We believe we will be able to complete this registration process by September 2001. We then intend to obtain a listing for public trading of our stock on the Over the Counter Electronic Bulletin Board. We believe we will be able to complete that process by November 2001. We then intend to seek capital of $4,000,000 through the sale of common stock in a private placement. We believe we will be able to raise capital of $4,000,000 by May 2002. We then intend to hire two software programmers at a cost of $75,000, hire one marketing manager at a salary of $60,000, hire two office employees at a cost of $40,000, spend $500,000 for advertising, and $100,000 for rent and other operating expenses. By December 2002, we intend to complete all final testing of our software at a cost of $100,000, expand our web site at a cost of $40,000, and purchase computers, furniture, and equipment at a cost of $100,000. We plan to begin selling our computer firewall software product in December 2002. All of our future business plan steps represent management’s goals, not certainties. We intend to rely upon our management’s business skills, contacts in the software field, and knowledge of protection software in order to achieve our business plan goals.

We will only be able to continue to advance our business plan if we receive capital funding through the sale of equity securities. After raising capital, we intend to hire employees, rent commercial space in El Cajon, purchase equipment, and begin marketing our firewall protection software. We intend to use our equity capital to fund the business plan during the next twelve months as cash flow from sales is not estimated to begin until year two of our business plan. We will face considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within our budget, longer than anticipated lead time necessary to sell and deliver the firewall protection software to customers, and a shortfall of funding due to our inability to raise capital in the equity securities market. If no funding is received during the next twelve months, we will be forced to rely on existing cash in the bank and funds loaned by the directors and officers. Keystone’s officers and directors have no formal commitments or arrangements to advance or loan funds to Keystone. In such a restricted cash flow scenario, we would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, Keystone may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

We have no operating history, no material current operations, and no profit. While we believe we have made good faith estimates of Keystone’s ability to secure additional capital, there is no guarantee that we will receive sufficient funding to implement any future business plan steps.

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

Keystone Ventures, Inc.

Dated: July 25, 2001	/s/ Bruce Johnson

Bruce Johnson
President and Chief Executive Officer