Form 10KSB40
period 2001-09-30
KEYSTONE VENTURES INC
filed 2001-12-28
CIK 1119378

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Year Ended September 30, 2001
Commission File Number 0-31237

KEYSTONE VENTURES, INC.
(Name of Small Business Issuer in Its Charter)

NEVADA	88-0455940
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1605 MIRAGE COURT, EL CAJON, CA	92019
(Address of principal Executive Offices)	(Zip Code)

(619) 692-2438
(Issuer’s Telephone Number)

Securities Registered under Section 12(g) of the Exchange Act:

Common Stock — .001 Par Value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X          No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes   X          No

The issuer had no revenues for the year ended September 30, 2001.

As of September 30, 2001, the registrant had 11,775,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1

ITEM 1
DESCRIPTION OF THE BUSINESS

Form and Year of Organization

Keystone Ventures, Inc. was incorporated in Nevada on March 10, 1999. From inception until the date of this filing we have had no material operating activities.

Bankruptcy or Similar Proceedings

There have been no bankruptcy, receivership or similar proceedings.

Reorganizations, Purchase or Sale of Assets

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Principal Products or Services and their Markets

Keystone intends to become a primary supplier of computer software security systems, “firewall software”, in the United States. We are currently a development stage company. Our firewall software is a development stage working prototype capable of performing the firewall protection functions listed below. Management estimates our software is approximately ninety percent complete in the programming required to begin outside site beta testing. We have a license to utilize this software and we received a copyright on this software in July 2000. However, we must complete our business plan steps that include the two key elements of raising capital of $4,000,000 through the sale of equity securities and completing final testing of our software product. We then intend to hire two software programmers at a cost of $75,000, hire one marketing manager at a salary of $60,000, hire two office employees at a cost of $40,000, spend $500,000 for advertising, and $100,000 for rent and other operating expenses. By December 2002, we intend to complete the final development and testing phase of our software at a cost of $100,000, expand our web site at a cost of $40,000, and purchase computers, furniture, and equipment at a cost of $100,000. We plan to begin selling our computer firewall software product in December 2002. We cannot guarantee we will be successful in either raising necessary capital or completing the final testing of our software product within the time frame stated in our business plan.

Our proprietary firewall software was designed from 1999 through July 2000 and is owned by our president. We have a license with our president dated March 15, 1999, to use, modify, market, and sell this software for a period of ten years with automatic renewal each year thereafter, subject to written notification of renewal from Keystone. We paid 5,000 shares of our restricted common stock to our president for this license. Our software utilizes software code and incorporates firewall industry features current as of the copyright date in July 2000. Our president intends to be primarily responsible, utilizing two software programmers we plan to hire, to update our software to meet rapid firewall industry technological changes and customer changing needs by December 2001.

Our plan is to offer proprietary firewall software that will detect unauthorized intrusions by hackers, gather information about hackers through backtracking commands, utilize dynamic filters and advanced monitoring algorithms to allow legitimate communications, stop intrusion at the front end communication port before access is allowed into system files, protect network systems by reporting suspicious intrusions to the network server, and feature small memory use and silent operation. While the firewall marketplace already has a variety of existing products, we intend to compete by emphasizing the broad number of functions we offer and our compact coding size that keeps disc storage space usage to a minimum.

Businesses and home computer users connected via telephone, cable, DSL, or satellite communications links are faced with continual hacker and computer virus threats. Hackers and virus transmitters are also using new techniques to increase attacks on individual computer systems that are connected only intermittently to the Internet. ISCA.net, a security consulting firm in Virginia tested more than 2,000 sites in 1999 and found all had a firewall system but more than 80% were inadequately protected (© February 2000 Entrepreneur Magazine).

Based upon Management’s experience in the computer software and hardware business, average prices for quality firewall software protection are $50 for stand-alone or small computer systems, $200 for network systems, and up to $10,000 for larger application gateway systems for major Internet sites and Internet service providers. Our firewall software features include:

Keystone firewall features	Competitors' Similar Features

	Symantec	Network	Zone
	Norton	Ice	Labs

1) Detect unauthorized intrusions & viruses	Y	Y	Y

2) Utilize backtracking software to locate the originating site of the hacker or virus	Y	Y

3) Allow high speed legitimate authorized communications by using advanced dynamic filters & monitoring techniques	Y	Y	Y

4) Block hacker & virus intrusion at the front port of the computer system before files are opened	Y	Y	Y

5) Utilize advanced network monitoring systems to notify the server of potential unauthorized intrusions while providing hacker & virus containment software that allows the server time to sever unauthorized entry & delete all “probes” or cookies		Y

6) Rely on subsystem silent operating techniques for undetectable operation. Thwart users from disconnecting or disarming the firewall security protection	Y	Y

7) Able to monitor and protect Internet and Intranet network communications. Advanced version is capable of monitoring all network traffic	Y

Keystone firewall features	Competitors' Similar Features

	Symantec	Network	Zone
	Norton	Ice	Labs

8) Advanced software available to Internet Service Providers to interface with their existing network firewall systems	Y

9) Prevent web server “cookies” which are small text files that can track your movements around the web	Y	Y

10) Block unwanted advertising — banner ads & pop-windows which slow down your Internet access	Y	Y

11) Block mobile code Java applets, ActiveX controls that allow intruders to modify your data & steal passwords & files	Y

12) Control inbound & outbound Internet connections. Block incoming & stop unauthorized access to offsite addresses	Y

13) Content filtering: e-mail scanning & filtering of text files & key-word usage to guard against proprietary information transmittal	Y

14) Risk Management Administration functions: intrusion detection & unauthorized information transmittal are blocked & available on reports to IT authorized management	Y	Y

15) Conserves disk space by using less than 100 mb, memory usage of less than 1%, & bandwidth speed loss less than 2%	Y

We are in the process of conducting final simulation testing of our firewall software product. We intend to market our proprietary computer software firewall systems throughout the world via the Internet and through retail stores in the United States.

Distribution Methods of Products or Services

We intend to offer information about Keystone and its new generation of computer firewall software systems to the public and Internet service providers on our web site, superwall.net. We will sell our products worldwide via the Internet and through retail stores throughout the U.S.

Status of Any Publicly Announced New Products or Services

Keystone has no new product or service planned or announced to the public.

Competition and Competitive Position

The size and financial strength of our primary competitors, Network ICE, Inc., Zone Labs, and Symantec Corporation are substantially greater than those of Keystone. In examining major competitors, we found Network ICE, Inc. has the largest installed base of users for both small systems and large networks and was recommended by the technical reviewer of the Wall Street Journal (© WSJ 2/24/00). Zone Labs’ product was faulted for having a difficult interface per the current Internet software review site,

zdnet.com (© 2000). While it was recommended on the Internet software review site, pcworld.com (© 2000), the technical reviewer of the Wall Street Journal called it confusing and clumsy to use (© WSJ 2/24/00). Symantec Corporation, well known for its popular Norton tools and virus trackers, offers its Norton personal Firewall 2000 with three levels of security, but its software is not available for large networks. Its firewall software is recommended on the Internet software review site pcworld.com (© 2000). The technical reviewer of the Wall Street Journal complained it was huge, complicated, imprecise, and too overprotective (© WSJ 2/24/00).

Any consideration of competitors’ products and related product reviews should include the facts that Keystone’s competitors have longer operating histories, larger customer bases, and greater brand recognition than Keystone. We are not aware of any significant barriers to Keystone’s entry into the firewall software market, however, Keystone at this time has no market share of this market.

Suppliers and Sources of Raw Materials

Keystone’s product is its licensed firewall software. We intend to offer our software through our own Internet site, requiring no outside suppliers of materials, and on CD-ROM disks, requiring only blank CD-ROM disks that are commercially available from a variety of manufacturers and wholesalers. We intend to transfer our software to CD-ROM disks at our own facility at a cost not to exceed $1.00 per disk. We will not require formal contracts with any suppliers or manufacturers of physical products.

Dependence on One or a Few Major Customers

Keystone currently does not have any market share or customers. In the future, we do believe we will be dependent upon any one or a few major customers. We intend to offer our firewall software through our own Internet site and through major retailers such as CompUSA, Byte & Floppy, Circuit City, Office Depot, Target, Sears, Wal-mart, and K-Mart. We have not yet entered into any informal discussions or formal agreements with any of these potential retailers.

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

Keystone has been granted copyright protection for its computer firewall software. We own our Internet domain name, and we have setup a simple one page web site, “superwall.net”. We intend to greatly expand our web site as we receive funding per our business plan. We have no current plans for any additional registrations such as patents, trademarks, additional copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any additional copyright, trademark or patent applications on an ongoing basis.

On March 15, 1999, Keystone signed an exclusive license agreement with its president for use of his computer firewall software in exchange for 5,000 restricted shares of Keystone’s common stock. Keystone issued 5,000 shares of its common stock in exchange for a ten-year exclusive right to development, manufacturing, marketing, sale, sub-licensing, and any and all usages of the computer firewall software in the United States and throughout the world. After twenty years the license is subject to automatic renewal each year thereafter, subject to written notification, sixty days in advance of the renewal, by both parties of the license agreement.

Need for Government Approval for its Products or Services

Keystone is not required to apply for or have any government approval for its products or services.

Effect of Governmental Regulations on the Company’s Business

Keystone will not be subject to federal laws and regulations that relate directly or indirectly to its operations. We will be subject to common business and tax rules and regulations pertaining to the operation of our business in the State of California.

Research and Development Costs During the Last Two Years

Keystone has not expended funds for research and development costs since inception.

Costs and Effects of Compliance with Environmental Laws

Environmental regulations have had no materially adverse effect on Keystone’s operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of service or otherwise have a materially adverse effect on our business, financial condition or results of operation. Public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stricter environmental legislation and regulations could continue. To the extent that laws are enacted or other governmental action is taken that imposes environmental protection requirements that result in increased costs, the business and prospects of Keystone could be adversely affected.

Number of Employees

Keystone’s only employees are its two officers who currently devote an immaterial amount of time to manage the affairs of the company. The officers intend to work on a full time basis when Keystone raises capital per its business plan. Our business plan calls for hiring five new full-time employees during the next twelve months.

Reports To Securities Holders

We provide an annual report that includes our financial information to our shareholders. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. Keystone became subject to disclosure filing requirements effective October 2, 2000, was cleared of all comments on August 11, 2000, and is current in its required filings, including Form 10-KSB annually and Form 10-QSB quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC”), at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington D. C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Risk Factors

Investors in Keystone should be particularly aware of the inherent risks associated with our plans and product. As of the date of this filing, management is aware of the following material risks:

We are in the development stage of our business. Keystone has no operating history, no material current operations, and no profits. Although we intend to continue to make good faith efforts, our shareholders are accepting a high risk of losing their investment at this stage of our business.

While we fully intend to meet our goals per our business plan, our plan may not work. In such a scenario, we could remain as a start-up company with no material operations, revenues, or profits. Although management has been successful in planning and operating other computer and software businesses and believes their plan for Keystone will generate revenue and profit, there is no guarantee their past experiences will provide Keystone with similar future successes.

Keystone’s software product still must undergo final testing before its release to the public. Testing may reveal unanticipated design and performance flaws that could delay our product’s release to the public. Delays in release of our product will likely negatively affect our business plan goals, reduce our cash, and increase our programming expenses.

While we believe our product will be tested and released per our business plan schedule, there is no certainty that we will be able to strictly adhere to a proposed release schedule. Investors need to understand that even though our software product has been developed and copyrighted, software errors and related correction costs are part of the normal final testing procedures. Our business plan includes what we believe are reasonable provisions for these delays and costs, but we cannot be certain that we have allowed enough time and funding for all possible occurrences.

Keystone’s software product has no sales, proven market, or consumer demand. Without significant computer user demand for our product, the company could have continued negative cash flow and be unable to remain in business.

The lack of a proven market for our product means that while management may believe the public will purchase Keystone’s new firewall software, the true market for this product may be minor or nonexistent. This could result in little or no product sales.

There has been no independent review or certification of originality of Keystone’s software. One or more of our competitors might challenge our right to market our copyrighted software due to alleged infringement of their patented or copyrighted software, resulting in possible litigation.

Possible copyright infringement litigation would likely consume a material amount of Keystone’s management time and financial resources which could lessen Keystone’s ability to remain a viable business.

Our business strategy requires us to raise funds of $4,000,000 through a private placement. Without this funding, we could remain as a development stage company with no material operations, revenues, or profits.

We require new funding of $4,000,000 in order to implement our business plan. There can be no assurance that our planned private placement will be successful. Potential new shareholders may be unwilling to accept either the likely dilution of their per share value or the high level of risk involved with our unproven new product. Without this funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our shareholders may lose part or all of their investment.

We have received a going concern opinion on our financial statements that raises substantial doubt as to our ability to continue as a going concern.

We may not have sufficient cash, assets, or revenues to cover our operating costs and allow us to continue as a going concern. If no funding is raised in the equity securities market, we will be forced to rely on existing cash in the bank and funds loaned by the directors and officers. In such a restricted cash flow scenario, we would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, Keystone may be dormant until such time as necessary funding could be raised in the equity securities market.

Our competitors have been in business longer then we have and have substantially greater resources than we do. Should we be unable to achieve enough customer market share in our industry, we may experience less revenue than anticipated and a significant reduction in our profit.

We plan to utilize our management’s experience in computer software marketing. While we believe we will be able to successfully compete against other similar computer companies, there is no assurance we will be successful in attracting enough support to develop our product, hire senior programmers and conduct marketing efforts in order to be a competitive force in our industry.

Our current officers and directors currently derive their income from their involvement in other business activities. Keystone’s future plans for increased use of their services could conflict with their other business activities. This could directly interfere with out business plan goals and cause us to remain a start-up company with no material operations, revenues, or profits.

Contingent upon adequate funding, our officers and directors plan to devote their full-time work efforts to implement our business goals. However, we have not formally adopted any plan to resolve potential or actual conflicts of interest that exist or that may arise. Investors should be aware that our business plan is currently completely dependent upon the performance of our existing officers and directors.

Our registration with the Securities and Exchange Commission of 4,275,000 shares of common stock and subsequent trading of those shares on the OTC Electronic Bulletin Board represents all of our common stock held by our non-affiliated investors. Depending on the number of shares offered for resale to the public, the amount of shares offered could have a material negative impact on the market price of our common equity.

We are unable to predict the number of shares of our common stock our shareholders will offer for resale to the public. However, investors should carefully consider the fact that, as a development stage company, the large number of shares in our registration may all be offered for resale and may depress the market price of all of our current shares and any future issuance of stock by Keystone.

The trading in Keystone’s shares may be regulated by Securities and Exchange Commission Rule 15g-9 which established the definition of a “penny stock.”

The Securities and Exchange Commission Rule 15g-9 establishes the definition of a “penny stock”, for the purposes relevant to Keystone, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. The effective result of this Rule 15g-9, is that if the share price is below $5.00 there will be less purchasers qualified by their brokers to purchase shares of Keystone, and therefore a less liquid market for the securities.

ITEM 2
DESCRIPTION OF PROPERTY

Keystone’s principal executive office address is 1605 Mirage Court, El Cajon, CA 92019. The principal executive office and telephone number are provided by an officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as the telephone and mailing address were almost exclusively used by the officer for other business purposes. We consider our current principal office space arrangement adequate until such time as we achieve our business plan goal of raising capital of $4,000,000 and then begin hiring new employees per our business plan.

ITEM 3
LEGAL PROCEEDINGS

Keystone is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended September 30, 2001, there were no submissions of matters to a vote of security holders.

PART II

ITEM 5
MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

On September 24, 2001 Keystone was approved for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD). The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information.

Although the company has been approved for trading on the OTC Bulletin Board, as of the date of this filing there has not been a sufficient level of market activity needed to establish a market price for the company’s stock. As of September 30, 2001, the Company had 58 shareholders of record. The Company has paid no cash dividends. The Company has no outstanding options.

ITEM 6
PLAN OF OPERATION

Keystone’s current cash balance is $216. Management believes the current cash balance is sufficient to fund the current minimum level of operations through the first quarter of 2002, however, in order to advance our business plan we must raise capital through the sale of our equity securities. To date, we have sold $5,700 in equity securities, these sales have allowed us to maintain a positive cash flow balance.

As of the date of this filing, we have taken the following steps: developed our business plan, registered our Internet domain name, setup a preliminary one page Internet web site, signed a licensing agreement for our software product, applied for and received a copyright for our software, made our company’s business and financial information available to the public through filings with the Securities and Exchange Commission subject to disclosure rule of Regulation S-B, have filed an SB2 Registration Statement with the Securities and Exchange Commission, and obtained a listing for public trading of our stock on the Over the Counter Electronic Bulletin Board. We now intend to seek capital of $4,000,000 through the sale of common stock in a private placement. We believe we will be able to raise capital of $4,000,000 by May 2002. We then intend to hire two software programmers at a cost of $75,000, hire one marketing manager at a salary of $60,000, hire two office employees at a cost of $40,000, spend $500,000 for advertising, and $100,000 for rent and other operating expenses. By December 2002, we intend to complete the final development and testing of our software at a cost of $100,000, expand our web site at a cost of $40,000, and purchase computers, furniture, and equipment at a cost of $100,000. We plan to begin selling our computer firewall software product in December 2002. All of our future business plan steps represent management’s goals, not certainties. We intend to rely upon our management’s business skills, contacts in the software field, and knowledge of protection software in order to achieve our business plan goals.

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

We have no operating history, no material current operations, and no profit. While we believe we have made good faith estimates of Keystone’s ability to secure additional capital, there is no guarantee that we will receive sufficient funding to implement any future business plan steps. There are no current plans for additional product research and development. We plan to purchase approximately $100,000 in furniture, computers, software during the next twelve months from proceeds of our equity security sales. Our business plan provides for an increase of five employees during the next twelve months.

ITEM 7
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required financial statements begin on page F-1 of this document.

ITEM 8
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING CONTROL AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,
AND CONTROL PERSONS

The Directors and Officers of the Company, all of those whose one year terms will expire 3/31/02, or at such a time as their successors shall be elected and qualified are as follows:

Name & Address	Age	Position	Date First Elected	Term Expires

Bruce Johnson 7582 Skyline Drive San Diego, Ca 92114	50	President, Treasurer, Director	3/15/99	3/31/02

Ann Myers 1605 Mirage Court El Cajon, CA 92019	74	Secretary, Director	3/15/99	3/31/02

Each of the foregoing persons may be deemed a “promoter” of the Company, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

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

Ann Myers, Secretary & Director

1985 -	Current Independent contractor providing accounting and management information services for manufacturing and service businesses. Responsibilities include financial statement reporting, inventory control, data processing, billings, and selection of applications software.

ITEM 6
EXECUTIVE COMPENSATION

The company’s current officers receive no compensation.

Summary Compensation Table

Name & principle position	Year	Salary ($)	Bonus ($)	Other annual compen- sation ($)	Restricted stock awards($)	Options SARs ($)	LTIP Payouts	All other compen- sation ($)

B Johnson	2000	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President	2001	-0-	-0-	-0-	-0-	-0-	-0-	-0-
A Myers	2000	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2001	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the Company and its executive officers.

The Board agreed to pay Mr. Johnson 5,000 shares of the Company’s common stock for an exclusive license agreement on March 15, 1999. The stock was valued at the price unaffiliated investors paid for stock sold by the Company, $1.00 per share. 45,000 shares of the Company’s common stock were issued to him per a 10 for 1 stock split on March 30, 2000. 3,700,000 shares of the Company’s common stock were issued to him per a 75 for 1 stock split on June 15, 2000.

The Board agreed to pay Ms. Myers for administrative services and services related to the Company’s business plan 5,000 shares of the Company’s common stock on March 15, 1999. The stock was valued at the price unaffiliated investors paid for stock sold by the Company, $1.00 per share. 45,000 shares of the Company’s common stock were issued to her per a 10 for 1 stock split on March 30, 2000. 3,700,000 shares of the Company’s common stock were issued to her per a 75 for 1 stock split on June 15, 2000.

The terms of these stock issuances were as fair to the Company, in the Board’s opinion, as could have been made with an unaffiliated third party.

The Officers currently devote an immaterial amount of time to manage the affairs of the Company. The Directors and Principal Officers have agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide proper salaries to all Officers and compensation for Directors’ participation. The Officers and the Board of Directors have the responsibility to determine the timing of remuneration for key personnel based upon such factors as positive cash flow to include stock sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $100,000 at each month end. When positive cash flow reaches $100,000 at each month end and appears sustainable the board of directors will readdress compensation for key personnel and enact a plan at that time which will benefit the Company as a whole. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries, if any.

ITEM 11
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The following table sets forth information on the ownership of the Company’s voting securities by Officers, Directors and major shareholders as well as those who own beneficially more than five percent of the Company’s common stock through the most current date — September 30, 2001:

Title Of	Name &	Amount &	Percent
Class	Address	Nature of owner	Owned

Common	Bruce Johnson 7582 Skyline Drive San Diego, CA 92114	3,750,000(a)	32%

Common	Ann Myers 1605 Mirage Court El Cajon, CA 92019	3,750,000(b)	32%

Total Shares Owned by Officers & Directors As a Group		7,500,000	64%

(a)  Mr. Johnson received 5,000 shares of the Company’s common stock on March 15, 1999 for a license agreement related to the Company’s business plan. 45,000 shares of the Company’s common stock were issued to him per a 10 for 1 stock split on March 30, 2000. 3,700,000 shares of the Company’s common stock were issued to him per a 75 for 1 stock split on June 15, 2000.

(b)  Ms. Myers received 5,000 shares of the Company’s common stock on March 15, 1999 for administrative services and services related to the Company’s business plan. 45,000 shares of the Company’s common stock were issued to her per a 10 for 1 stock split on March 30, 2000. 3,700,000 shares of the Company’s common stock were issued to her per a 75 for 1 stock split on June 15, 2000.

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

Keystone Ventures, Inc.

Date December 27, 2001	By	/s/ Bruce Johnson

Bruce Johnson, President & Director

Date December 27, 2001	By	/s/ Ann Myers

Ann Myers, Secretary, Treas. & Director

Keystone Ventures, Inc.
(A Development Stage Company)

Balance Sheets
as of
September 30, 2001 and 2000

and

Statements of Income,
Stockholders’ Equity, and
Cash Flows
for the years ended
September 30, 2001 and 2000

G. BRAD BECKSTEAD
Certified Public Accountant

330 E. Warm Springs
Las Vegas, NV 89119
702.257.1984
702.362.0540 (fax)

INDEPENDENT AUDITOR’S REPORT

December 26, 2001

Board of Directors
Keystone Ventures, Inc.
El Cajon, CA

I have audited the Balance Sheet of Keystone Ventures, Inc. (the “Company”) (a development stage company), as of September 30, 2001 and 2000 and the related Statements of Operations, Stockholders’ Equity, and Cash Flows for the years then ended, and for the period from March 10, 1999 (date of inception) through September 30, 2001. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Keystone Ventures, Inc. (a development stage company) as of September 30, 2001 and 2000 and the results of its operations and its cash flows for years then ended, and for the period March 10, 1999 (date of inception) through September 30, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

G. Brad Beckstead, CPA

Keystone Ventures, Inc.
(A Development Stage Company)
Balance Sheet

	September 30,	September 30,
	2001	2000

Assets
Current assets:
Cash and equivalents	$216	$1,589

Total current assets	216	1,589

	$216	$1,589

Liabilities and Stockholders’ Equity

Current liabilities:	$—	$—

Total current liabilities	—	—

Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,775,000 shares issued and outstanding	11,775	11,775
Additional paid-in capital	3,925	3,925
(Deficit) accumulated during development stage	(15,484)	(14,111)

	216	1,589

	$216	$1,589

The accompanying notes are an integral part of these financial statements.

Keystone Ventures, Inc.
(A Development Stage Company)
Statement of Operations

	Years ended		March 10, 1999
	September 30,		(inception) to
			September 30,
	2001	2000	2001

Revenue	$—	$—	$—

Expenses:
General administrative expenses	1,373	4,111	5,484
Management fees	—	—	10,000

Total expenses	1,373	4,111	15,484

Net (loss)	$(1,373)	$(4,111)	$(15,484)

Weighted average number of common shares outstanding	11,775,000	11,325,388	11,499,048

Net (loss) per share	$(0)	$(0)	$(0)

The accompanying notes are an integral part of these financial statements.

Keystone Ventures, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity
For the period March 10, 1999 (Date of Inception) to September 30, 2001

				(Deficit)
				Accumulated
	Common Stock		Additional	During	Total
			Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

March 15, 1999 Founders shares issued for services	7,500,000	$10	$9,990	$—	$10,000
April 30, 1999 Shares issued for cash	4,275,000	6	5,694		5,700
Net (loss) for the period ended September 30, 1999				(10,000)	(10,000)

Balance, September 30, 1999	11,775,000	16	15,684	(10,000)	5,700
Reclassification of paid-in capital		11,759	(11,759)		—
Net (loss) for the year ended September 30, 2000				(4,111)	(4,111)

Balance, September 30, 2000	11,775,000	11,775	3,925	(14,111)	1,589
Net (loss) for the year ended September 30, 2001				(1,373)	(1,373)

Balance, September 30, 2001	11,775,000	$11,775	$3,925	$(15,484)	$216

The accompanying notes are an integral part of these financial statements.

Keystone Ventures, Inc.
(A Development Stage Company)
Statement of Cash Flows

	Year ending		March 10, 1999
	September 30,		(inception) to
			September 30,
	2001	2000	2001

Cash flows from operating activities
Net (loss)	$(1,373)	$(4,111)	$(15,484)
Shares issued for services			10,000

Net cash (used) by operating activities	(1,373)	(4,111)	(5,484)

Cash flows from investing activities	—	—	—

Cash flows from financing activities
Issuance of common stock	—	—	5,700

Net cash provided by financing activities	—	—	5,700

Net increase (decrease) in cash	(1,373)	(4,111)	216
Cash — beginning	1,589	5,700	—

Cash — ending	$216	$1,589	$216

Supplemental disclosures:
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Common stock issued for services	$—	$—	$10,000

Number of shares issued for services	—	—	7,500,000

The accompanying notes are an integral part of these financial statements.

Keystone Ventures, Inc.
Notes

Note 1 — Significant accounting policies and procedures

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

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company’s financial statements.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2001.

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the period ended September 30, 2001.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at September 30, 2001.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Keystone Ventures, Inc.
Notes

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Income taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Recent pronouncements

The FASB recently issued Statement No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133”. The Statement defers for one year the effective date of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earning s and financial position.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company’s revenue recognition policies.

Note 2 — Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate	(34.0%)
Valuation reserve	34.0%

Total	—%

Keystone Ventures, Inc.
Notes

As of September 30, 2001, the Company has a net operating loss carryforward of approximately $15,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2020 and 2021. The deferred tax asset relating to the operating loss carryforward of approximately $5,100 has been fully reserved at September 30, 2001.

Note 3 — Stockholder’s equity

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

Note 4 — Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from March 10, 1999 (inception) through the year ended September 30, 2001 of $15,484. In addition, the Company’s development activities since inception have been financially sustained by capital contributions.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 5 — Related party transactions

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

Note 6 — Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.